Form 10-Q
period 2011-04-30
AJ Acquisition Corp I, Inc.
filed 2011-06-14
CIK 1483053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 14, 2011: 100,000 shares of common stock.

AJ ACQUISITION CORP. I, INC.

FORM 10-Q

April 30, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	2
Item 4.	Control and Procedures	5

PART II-- OTHER INFORMATION

Item 6.	Exhibits	5

SIGNATURES		6

Item 1.     Financial Statements

AJ Acquisition Corp I, Inc.
(A Development Stage Company)
April 30, 2011 and 2010
Index to Financial Statements

Contents	Page(s)

Balance Sheets at April 30, 2011 (Unaudited) and January 31, 2011	F-1

Statements of Operations for the Three Months Ended April 30, 2011and 2010 and for the Period from January 29, 2010 (inception) through April 30, 2011 (Unaudited)	F-2

Statement of Stockholders’ Deficit for the Period from January 29, 2010 (inception) through April 30, 2011 (Unaudited)	F-3

Statements of Cash Flows for the Three Months Ended April 30, 2011and 2010 and for the Period from January 29, 2010 (inception) through April 30, 2011 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5 to F-10

AJ ACQUISITION CORP I, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	April 30, 2011	January 31, 2011
	(Unaudited)
ASSETS

Current assets
Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$2,466	$3,063

Total current liabilities	2,466	3,063

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 100,000 shares issued and outstanding	100	100
Additional paid-in capital	9,247	7,709
Deficit accumulated during the development stage	(11,813)	(10,872)

Total stockholders’ deficit	(2,466)	(3,063)

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to the financial statements

AJ ACQUISITION CORP I, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended April 30, 2011	For the Three Months Ended April 30, 2010	For the Period from January 29, 2010 (Inception) through April 30, 2011

REVENUE	$-	$-	$-

OPERATING EXPENSES
Professional fees	940	-	7,780
Organization expenses	-	-	500
General and administrative	-	-	3,574

Loss before income taxes	(940)	-	(11,854)

Income tax provision	-	-	-

Net loss	$(940)	$-	$(11,854)

Net loss per common share – basic and diluted	$(0.01)	$-

Weighted average number of common shares outstanding – basic and diluted	100,000	100,000

See accompanying notes to the financial statements.

AJ ACQUISITION CORP I, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from January 29, 2010 (Inception) through April 30, 2011
(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

January 29, 2010 (Inception)	100,000	$100	$900	$-	$1,000

Net loss				(4,000)	(4,000)

Balance, January 31, 2010	100,000	100	900	(4,000)	(3,000)

Contribution to capital			6,809		6,809

Net loss				(6,872)	(6,872)

Balance, January 31, 2011	100,000	100	7,709	(10,872)	(3,063)

Contribution to capital			1,563		1,563

Net loss				(940)	(940)

Balance, April 30, 2011	100,000	$100	$9,289	$(11,854)	$(2,465)

See accompanying notes to the financial statements.

AJ ACQUISITION CORP I, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended April 30, 2011	For the Three Months Ended April 30, 2010	For the Period from January 29, 2010 (Inception) through April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(940)	$-	$(11,854)
Common stock issued for services	-	-	1,000
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	(623)	-	2,465

Net cash used in operating activities	(1,563)	-	(8,389)

CASH FLOWS FROM FINANCING ACTIVITIES

Contribution to capital	1,563	-	8,389
Net cash provided by financing activities	1,563	-	8,389

Net change in cash	-	-	-
Cash, beginning of the period	-	-	-

Cash, end of the period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements

AJ ACQUISITION CORP I, INC.
(A DEVELOPMENT STAGE COMPANY)
April 30, 2011 and 2010

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

Note 2 – Significant Accounting Policies

Basis of presentation –unaudited interim financial information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended January 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on May 17, 2011.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of April 30, 2011 and 2010.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $11,854 at April 30, 2011, and had a net loss of $940 and net cash used in operating activities of $1,563 for the interim period then ended, respectively, with no revenues earned since inception.

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

During the fiscal year ended January 31, 2011, the two former shareholders of the Company contributed $6,826 for working capital purposes.

During the three months ended April 30, 2011, the sole shareholder of the Company contributed $1,563 for working capital purposes.

Note 5 – Related Party Transactions

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 6 – Contingencies

In connection with the stock purchase agreement of June 28, 2010 (see Note 4), Purchaser agrees that upon the completion of a reverse merger transaction with an operating company, Purchaser shall (i) transfer to the Sellers 2,500 common shares of the capital stock of AJ Acquisition and (ii) transfer to Richardson & Patel, LLP (“RP”) 5,000 common shares of the capital stock of AJ Acquisition based on a share count of 10,000,000 shares of AJ Acquisition outstanding. The percentage of shares transferred to the Sellers and RP shall adjust accordingly based on the outstanding share count at the time the reverse merger transaction closes. For example, if the share count was 20,000,000 shares post reverse merger then the share transfer to the Sellers and RP would be 5,000 shares and 10,000 shares, respectively.

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

Results of Operation

We have not had any operating income since inception.  For the three months ended April 30, 2011, we incurred a net loss of $940, and, since inception, we have incurred a net loss of $11,854.  Expenses from inception were comprised of costs mainly associated with legal, accounting, and office expense.

Liquidity and Capital Resources

At April 30, 2011, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $11,854 from inception, and used $8,389 cash in operations for the period from January 29, 2010 (inception) to April 30, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Bondy Ho Bong Lau will supervise the search for target companies as potential candidates for a business combination. Mr. Lau will pay, at his own expense, any costs incurred in supervising the search for a target company. Mr. Lau may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Mr. Lau, as our sole officer and director, has the authority to enter into any agreement binding us.

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

AJ ACQUISITION CORP I, INC.
(Registrant)

Date: June 14, 2011	By:	/s/ Bondy Ho Bong Lau
Bondy Ho Bong Lau
(authorized signatory and principal financial officer)